Form 10-Q
period 1996-03-31
TRANS OCEAN CONTAINER CORP
filed 1996-05-15
CIK 917691

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

     (Mark one)
     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
          ___________


                       COMMISSION FILE NUMBER 33-74198


                      TRANS OCEAN CONTAINER CORPORATION
            (Exact name of registrant as specified in the charter)


           DELAWARE                                        94-3155379
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


            851 TRAEGER AVENUE, SAN BRUNO, CALIFORNIA       94066
             (Address of principal executive offices)     (Zip Code)

                               (415) 871-6600
            (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. _X_ Yes     ___ No

As of May 14, 1996, 100 shares of common stock, $.001 par value, were outstanding.

TRANS OCEAN CONTAINER CORPORATION

INDEX


                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Introduction to Financial Statements........................      3

          Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995...................      4

          Consolidated Statements of Operations
               For the Three Month Periods Ended
               March 31, 1996 and 1995................................      5

          Consolidated Statements of Cash Flows
               For the Three Month Periods Ended
               March 31, 1996 and 1995................................      6

          Consolidated Statement of Changes in Common Stockholder's
               Equity For the Three Month Period Ended
               March 31, 1996.........................................      7

          Notes to Unaudited Interim Consolidated
          Financial Statements........................................      8

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........     11


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................      13

SIGNATURES............................................................      14

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS




               TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
                     UNAUDITED INTERIM FINANCIAL STATEMENTS

                      INTRODUCTION TO FINANCIAL STATEMENTS


The following unaudited financial statements of Trans Ocean Container Corporation and Subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, said financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments necessary for a fair statement of the results for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The following financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the first three months of 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

               TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)


                                     ASSETS

                                                                           MARCH 31,   DECEMBER 31,
                                                                             1996          1995
                                                                         ------------  ------------
Cash and cash equivalents..............................................  $ 16,355,000  $ 23,055,000
Receivables, net of allowance for doubtful accounts of $1,424,000 and $1,405,000 as of March 31, 1996 and December 31, 1995,
  respectively.........................................................    40,889,000    38,946,000
Property and equipment, net of accumulated depreciation and
  amortization.........................................................   315,071,000   319,875,000
Intangible assets, net of accumulated amortization of $12,017,000 and
  $11,766,000 as of March 31, 1996 and December 31, 1995,
  respectively.........................................................     7,126,000     7,377,000
Other assets...........................................................    10,511,000    11,262,000
                                                                         ------------  ------------
    Total assets.......................................................  $389,952,000  $400,515,000
                                                                         ------------  ------------
                                                                         ------------  ------------


                LIABILITIES, REDEEMABLE SENIOR PREFERRED STOCK
                        AND COMMON STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities...............................   $41,188,000   $47,861,000
Managed equipment program liabilities..................................    19,746,000    20,175,000
Due to parent and affiliates...........................................     1,386,000     1,288,000
Senior debt obligations, including current maturities of $19,777,000 and $18,373,000 as of March 31, 1996 and December 31, 1995,
  respectively.........................................................   189,432,000   193,670,000
Senior subordinated notes..............................................    75,000,000    75,000,000
Deferred revenue.......................................................     4,230,000     4,810,000

Deferred income taxes..................................................    22,128,000    21,639,000
                                                                         ------------  ------------
    Total liabilities..................................................   353,110,000   364,443,000
                                                                         ------------  ------------
Redeemable senior preferred stock......................................     3,596,000     3,590,000
                                                                         ------------  ------------

Common stockholder's equity:
  Common stock.........................................................         1,000         1,000
  Contributed capital..................................................     2,501,000     2,501,000
  Retained earnings....................................................    30,744,000    29,980,000
                                                                         ------------  ------------
    Total common stockholder's equity..................................    33,246,000    32,482,000
                                                                         ------------  ------------
    Total liabilities, redeemable senior preferred stock and
      common stockholder's equity......................................  $389,952,000  $400,515,000
                                                                         ------------  ------------
                                                                         ------------  ------------

          The accompanying notes are an integral part of these statements.

               TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          1996         1995
                                                       -----------  -----------
Lease revenue........................................  $43,792,000  $39,047,000
                                                       -----------  -----------
Costs and expenses:
  Managed equipment program distributions............   13,179,000   13,451,000
  Direct operating...................................   10,926,000    8,862,000
  Depreciation and amortization......................    5,898,000    4,549,000
  Marketing and administrative.......................    6,310,000    6,080,000
  Interest...........................................    6,050,000    4,548,000
                                                       -----------  -----------
    Total costs and expenses.........................   42,363,000   37,490,000
                                                       -----------  -----------
    Income  before provision for income taxes........    1,429,000    1,557,000

Provision for income taxes...........................      561,000      601,000
                                                       -----------  -----------
    Net income.......................................  $   868,000  $   956,000
                                                       -----------  -----------
                                                       -----------  -----------

          The accompanying notes are an integral part of these statements.

               TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                    1996          1995
                                                                                ------------   -----------
Cash flows from operating activities:
  Net income..................................................................  $    868,000   $   956,000
  Adjustments to reconcile net income to net cash
   provided by operating activities-
    Depreciation and amortization.............................................     5,898,000     4,549,000
    Gain on sale of property and equipment....................................      (456,000)     (327,000)
    Provision for doubtful accounts...........................................       130,000       150,000
    Amortization of deferred revenue..........................................      (321,000)     (450,000)
    Provision for deferred income taxes.......................................       500,000       546,000
    Other changes in assets and liabilities-
      Receivables.............................................................    (2,073,000)   (3,348,000)
      Accounts payable and accrued liabilities................................    (6,684,000)   (4,652,000)
      Managed equipment program liabilities...................................      (429,000)      755,000
      Due to parent and affiliates............................................        98,000      (644,000)
      Other, net..............................................................       751,000       268,000
                                                                                ------------   -----------
        Net cash used in operating activities.................................    (1,718,000)   (2,197,000)
                                                                                ------------   -----------
Cash flows from investing activities:
  Purchase of property and equipment..........................................   (27,642,000)  (52,443,000)
  Proceeds from sale of property and equipment................................    26,996,000    16,539,000
                                                                                ------------   -----------
        Net cash used in investing activities.................................      (646,000)  (35,904,000)
                                                                                ------------   -----------

Cash flows from financing activities:
  Revolving credit repayments.................................................   (54,500,000)  (21,000,000)
  Revolving credit borrowings.................................................    35,000,000    54,000,000
  Senior debt repayments......................................................    (4,738,000)   (3,573,000)
  Senior debt borrowings......................................................    20,000,000     4,094,000
  Dividend on preferred stock.................................................       (98,000)      (98,000)
                                                                                ------------   -----------
        Net cash (used in)/provided by  financing activities..................    (4,336,000)   33,423,000
                                                                                ------------   -----------
        Net decrease in cash and cash equivalents.............................    (6,700,000)   (4,678,000)

Cash and cash equivalents, beginning of period................................    23,055,000    18,451,000
                                                                                ------------   -----------
Cash and cash equivalents, end of period......................................   $16,355,000   $13,773,000
                                                                                ------------   -----------
                                                                                ------------   -----------

          The accompanying notes are an integral part of these statements.

               TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996
                                   (UNAUDITED)

                                                   COMMON    CAPITAL    RETAINED
                                                   STOCK     SURPLUS    EARNINGS
                                                   ------  ----------  -----------
Balance, December 31, 1995.......................  $1,000  $2,501,000  $29,980,000
 Net income......................................                          868,000
 Dividend on preferred stock.....................                          (98,000)
 Preferred stock accretion.......................                           (6,000)
                                                   ------  ----------  -----------
Balance, March 31, 1996..........................  $1,000  $2,501,000  $30,744,000
                                                   ------  ----------  -----------
                                                   ------  ----------  -----------

          The accompanying notes are an integral part of these statements.

               TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. - GENERAL:

   The foregoing unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the first three months of 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    Beginning 1996, the Company has adopted SFAS No.121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected undiscounted future cash flows to be generated by the asset are less than the carrying value of the asset. Measurement of impairment is based upon the fair value of the asset. The Company believes that the adoption of this statement will not have a material impact upon its consolidated financial statements.

   Cash payments for interest were $8,890,000 and $7,018,000 for the three months ended March 31, 1996 and 1995, respectively. Cash payments for income taxes were $72,000 and $55,000 for the three months ended March 31, 1996 and 1995, respectively.


NOTE 2. - MERGER OF AFFILIATES:

   On March 31, 1995, the Company's parent, Trans Ocean Ltd. ("TOL") , transferred its ownership in two wholly-owned subsidiaries, Trans Ocean Chassis Corporation ("TOC") and Trans Ocean Refrigerated Container Corporation I ("TOR"), to the Company. The transfer was effected by the merger of TOC with and into TOR, followed by the merger of TOR with and into the Company.

   The mergers have been accounted for in a manner similar to that of a pooling-of-interests with the net assets of TOC and TOR being recorded in the stockholder's equity accounts of the Company as of March 31, 1995. Prior period financial statements have not been restated as the results of operations of TOC and TOR were not material in relation to the consolidated financial statements of the Company.

   The net assets of the transaction as of March 31, 1995, were $393,000.

               TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

    Accounts payable and accrued liabilities as of March 31, 1996, consist of the following:

        Equipment purchases payable......................... $19,387,000
        Trade payables......................................   2,020,000
        Customer damage accrual.............................   4,220,000
        Accrued operating expenses..........................   8,474,000
        Accrued interest....................................   4,106,000
        Other...............................................   2,981,000
                                                             -----------
        Total............................................... $41,188,000
                                                             -----------
                                                             -----------



NOTE 4. - SENIOR DEBT OBLIGATIONS:

   As of March 31, 1996, the Company has $166,432,000 of equipment debt outstanding with a weighted average interest rate of 7.30%.

   As of March 31, 1996, the borrowing capacity under the Company's revolving credit agreement was $100,000,000, with $23,000,000 outstanding.


NOTE 5. - PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 1996, consists of the following:

        Leasehold improvements..................................  $  1,562,000
        Rental equipment........................................   357,651,000
        Furniture, fixtures and equipment.......................    11,233,000
                                                                  ------------
             Total..............................................   370,446,000
        Less: Accumulated depreciation and amortization.........    55,375,000
                                                                  ------------
             Net property and equipment.........................  $315,071,000
                                                                  ------------
                                                                  ------------

NOTE 6. - COMMITMENTS AND CONTINGENCIES:

   EQUIPMENT PURCHASES

   As of March 31, 1996, the Company had commitments of $27,256,000 to purchase additional rental equipment, of which approximately $8,310,000 were denominated in foreign currency. The Company has entered into foreign exchange contracts to hedge these commitments.

               TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

   FINANCIAL INSTRUMENTS

   The Company from time to time utilizes various types of interest rate contracts to manage its interest rate risk and to reduce the impact of changes in interest rates on its variable rate indebtedness. Interest rate cap agreements are used to protect the Company in the event of significant increases in interest rates. As of March 31, 1996, the Company had interest rate cap agreements which protect the Company from increases in LIBOR above 9.00% through August 1996 with respect to $85,000,000 of variable rate indebtedness. The Company also enters into interest rate swap agreements which effectively convert the interest rate on $85,000,000 of variable rate debt into fixed rate debt. These agreements provide for the Company to exchange variable rate interest payments based on LIBOR for a fixed rate of 5.77% on $30,000,000 through July 1996, 5.705% on $30,000,000 through August
1996 and 4.963% on $25,000,000 through February 1998. Net interest settlements under the interest rate swap agreements were recorded as an adjustment to interest expense.

   OTHER MATTERS

   The Company is party to various legal proceedings, claims and other liabilities which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability resulting from these actions will not have a material impact upon the Company's financial condition, results of operations, liquidity or equity.


NOTE 7. - GEOGRAPHICAL AREA AND CUSTOMER INFORMATION:

   The Company operates on a worldwide basis through its headquarters in the United States and sales offices in other locations. The Company's customer base is diversified geographically, with most customers based outside of the United States. Virtually all of the Company's customers are billed and pay in United States dollars. For the three months ended March 31, 1996, no customer accounted for more than 10% of lease revenue.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's Form 10-K for the year ended December 31, 1995.


THREE MONTHS  ENDED MARCH 31, 1996 COMPARED WITH
     THREE MONTHS  ENDED MARCH 31, 1995

RESULTS OF OPERATIONS

     LEASE REVENUE. Lease revenue increased $4.7 million or 12.2% in the first quarter of 1996 as compared with the first quarter of 1995. The increase resulted primarily from increased fleet size, which was partially offset by a decline in overall fleet utilization and per diem rates.

     DIRECT OPERATING EXPENSES. Direct operating expenses in the first quarter of 1996 increased $2.1 million or 23.3% as compared with the first quarter of 1995. The increase was primarily attributable to an increase in lease expense, as a result of additional equipment operating leases, together with increases in repair and maintenance, positioning and storage expenses.

   MANAGED EQUIPMENT PROGRAM DISTRIBUTIONS. Managed equipment program distributions decreased $0.3 million or 2.0% in the first quarter of 1996 as compared with the first quarter of 1995. The decrease was attributable to a decrease in net operating revenue per container, partially offset by a small increase in the number of managed containers.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $1.3 million or 29.7% in the first quarter of 1996 as compared with the first quarter of 1995. The increase was primarily attributable to an increase in depreciation expense resulting from a larger number of owned containers.

     MARKETING AND ADMINISTRATIVE EXPENSES. Marketing and administrative expenses increased $0.2 million or 3.8% in the first quarter of 1996 as compared with the first quarter of 1995. The increase was primarily the result of an increase in personnel associated costs, which was partially offset by a decrease in costs associated with professional services.

   INTEREST EXPENSE. Interest expense increased $1.5 million or 33.0% in the first quarter of 1996 as compared with the first quarter of 1995. The increase was the result of interest costs associated with the incurrence of additional debt to finance equipment purchases, which was partially offset by a decrease in the LIBOR and prime rates underlying most of the Company's debt obligations.


LIQUIDITY AND CAPITAL RESOURCES

   Cash flows used in operating activities were $1.7 million and $2.2 million in the first three months of 1996 and 1995, respectively. During both 1996 and 1995, the principal source of cash flow from operating activities was net income, after adjustment for non-cash components of revenue and expense, principally depreciation and amortization expense, the provisions for doubtful accounts, and the provision for deferred income taxes, offset by gains on the sale of property and equipment and the amortization of deferred revenues. In 1996, a decrease in accounts payable and accrued liabilities, an increase in receivables and a decrease in managed container equipment program liabilities, offset the sources of operating cash flows . In 1995, a decrease in accounts payable and accrued liabilities and an increase in receivables, offset an increase in managed container equipment program liabilities and operating cash flows generated by net income adjusted for the non-cash components of revenue and expense.

   Cash flows used in investing activities were $0.6 million and $35.9 million in the first three months of 1996 and 1995, respectively. These cash flows include the proceeds from the sale of containers to managed equipment owners and lessors, which constitute part of the Company's financing activities, as well as proceeds from the disposal of used containers. The principal use of cash flows from investing activities in these periods was for the purchase of new container equipment. Additional equipment purchases are made directly by third parties and affiliates under the Company's managed equipment programs. Because these purchases are made by third parties, they are not included as a portion of the Company's cash flows from investing activities. Such third-party equipment purchases totaled $0.1 million and $1.4 million for the three months ended March 31, 1996 and 1995, respectively. No such direct equipment purchases were made by affiliates in the three months ended March 31, 1996 while $0.3 million in purchases were made by affiliates in the first three months of 1995.

   Cash flows used in financing activities were $4.3 million during the three months ended March 31, 1996 while cash flows provided by financing activities were $33.4 million in the first three months of 1995. The primary source of cash flows from financing activities during these periods was borrowing of long term indebtedness for the purchase of container equipment and refinancing of existing indebtedness. The reduction in cash flows from financing activities, from the first three months of 1995 to the first three months of 1996, corresponds to a similar reduction in the level of new container equipment purchases.

   The Company believes that its balances of cash and cash equivalents, the $77.0 million of availability under its revolving credit agreement, together with cash expected to be generated from its operations, managed equipment programs, and other borrowing commitments and capacity, will be sufficient to meet its operating cash requirements, planned capital expenditures and expected debt repayments over the next twelve months. The Company expects that debt financing together with managed equipment programs will continue to be available for the purchase of container equipment to provide for the growth of its business in the future.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits
                     27.0 Financial Data Schedule


          b)   Reports on Form 8-K
                     There were no reports on Form 8-K filed for the quarter ended March 31, 1996

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TRANS OCEAN CONTAINER CORPORATION



Date: May 14, 1996            /s/ Marvin D. Dennis
                              ----------------------------------------
                              Marvin D. Dennis
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer,
                               Duly Authorized Officer)