Form 10-Q
period 1996-06-30
TRANS OCEAN CONTAINER CORP
filed 1996-08-14
CIK 917691

                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                  ---------------
                                    FORM 10-Q

     (Mark one)
/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

As of August 13, 1996, 100 shares of common stock, $.001 par value, were outstanding.

                       TRANS OCEAN CONTAINER CORPORATION

                                    INDEX



                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Introduction to Financial Statements .................................... 3

     Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995 ................................ 4

     Consolidated Statements of Operations
          For the Three Month and Six Month Periods Ended June 30, 1996 and
          1995 ............................................................... 5

     Consolidated Statements of Cash Flows
          For the Six Month Periods Ended June 30, 1996 and 1995 ............. 6

     Consolidated Statement of Changes in Common Stockholder's Equity
          For the Six Month Period Ended June 30, 1996 ....................... 7

     Notes to Unaudited Interim Consolidated Financial Statements ............ 8

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations .....................12


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ...................................14

SIGNATURES ...................................................................15

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS




              TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
                   UNAUDITED INTERIM FINANCIAL STATEMENTS

                    INTRODUCTION TO FINANCIAL STATEMENTS


The following unaudited financial statements of Trans Ocean Container Corporation and Subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, said financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments necessary for a fair statement of the results for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The following financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the first six months of 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                 (UNAUDITED)

                                    ASSETS

                                                          JUNE 30,     DECEMBER 31,
                                                            1996           1995
                                                       ------------   ------------
Cash and cash equivalents............................. $ 15,138,000   $ 23,055,000
Receivables, net of allowance for doubtful accounts of
 $1,474,000 and $1,405,000 as of June 30, 1996 and
 December 31, 1995, respectively......................   41,468,000     38,946,000
Property and equipment, net of accumulated
 depreciation and amortization........................  331,077,000    319,875,000
Intangible assets, net of accumulated amortization of
 $12,269,000 and $11,766,000 as of June 30, 1996 and
 December 31, 1995, respectively......................    6,874,000      7,377,000
Other assets..........................................    9,665,000     11,262,000
                                                       ------------   ------------
   Total assets....................................... $404,222,000   $400,515,000
                                                       ------------   ------------
                                                       ------------   ------------

              LIABILITIES, REDEEMABLE SENIOR PREFERRED STOCK
                 AND COMMON STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities.............  $ 44,693,000   $ 47,861,000
Managed equipment program liabilities................    15,553,000     20,175,000
Due to parent and affiliates.........................     1,569,000      1,288,000
Senior debt obligations, including current maturities
 of $20,555,000 and $18,373,000 as of June 30, 1996
 and December 31, 1995, respectively.................   202,558,000    193,670,000
Senior subordinated notes............................    75,000,000     75,000,000
Deferred revenue.....................................     4,442,000      4,810,000
Deferred income taxes................................    22,676,000     21,639,000
                                                       ------------   ------------
   Total liabilities.................................   366,491,000    364,443,000
                                                       ------------   ------------
Redeemable senior preferred stock....................     3,603,000      3,590,000
                                                       ------------   ------------
Common stockholder's equity:
 Common stock........................................         1,000          1,000
 Contributed capital.................................     2,501,000      2,501,000
 Retained earnings...................................    31,626,000     29,980,000
                                                       ------------   ------------
   Total common stockholder's equity.................    34,128,000     32,482,000
                                                       ------------   ------------
   Total liabilities, redeemable senior preferred
    stock and common stockholder's equity              $404,222,000   $400,515,000
                                                       ------------   ------------
                                                       ------------   ------------

        The accompanying notes are an integral part of these statements.

                TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)



                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,
                                           1996         1995          1996         1995
                                       -----------   -----------   -----------   -----------
Lease revenue                          $43,625,000   $40,874,000   $87,417,000   $79,921,000
                                       -----------   -----------   -----------   -----------
Costs and expenses:
 Managed equipment program
 distributions.......................   13,194,000    13,068,000    26,373,000    26,519,000
 Direct operating....................   11,175,000     8,861,000    22,101,000    17,723,000
 Depreciation and amortization.......    6,034,000     5,151,000    11,932,000     9,700,000
 Marketing and administrative........    5,901,000     6,208,000    12,211,000    12,288,000
 Interest............................    5,757,000     5,261,000    11,807,000     9,809,000
                                       -----------   -----------   -----------   -----------

   Total costs and expenses..........   42,061,000    38,549,000    84,424,000    76,039,000
                                       -----------   -----------   -----------   -----------
   Income  before provision for
    income taxes.....................    1,564,000     2,325,000     2,993,000     3,882,000
Provision for income taxes...........      576,000       833,000     1,137,000     1,434,000
                                       -----------   -----------   -----------   -----------
   Net income                          $   988,000   $ 1,492,000   $ 1,856,000   $ 2,448,000
                                       -----------   -----------   -----------   -----------
                                       -----------   -----------   -----------   -----------


        The accompanying notes are an integral part of these statements.

                TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)


                                                 SIX MONTHS ENDED JUNE 30,
                                                    1996            1995
                                                -------------   -------------
Cash flows from operating activities:
Net income....................................  $   1,856,000   $   2,448,000
                                                -------------   -------------
Adjustments to reconcile net income to net
 cash provided by operating activities-
  Depreciation and amortization...............     11,932,000       9,700,000
  Gain on sale of property and equipment......     (1,057,000)       (521,000)
  Provision for doubtful accounts.............        265,000         245,000
  Amortization of deferred revenue............       (642,000)       (900,000)
  Provision for deferred income taxes.........      1,048,000       1,360,000
  Other changes in assets and liabilities-
   Receivables................................     (2,787,000)     (2,186,000)
   Accounts payable and accrued liabilities...     (3,180,000)      4,977,000
   Managed equipment program liabilities......     (4,622,000)       (748,000)
   Due to parent and affiliates...............        282,000        (559,000)
   Other, net.................................      1,598,000          46,000
                                                -------------   -------------
    Net cash provided by operating activities.      4,693,000      13,862,000
                                                -------------   -------------
Cash flows from investing activities:
 Purchase of property and equipment...........    (65,401,000)   (112,907,000)
 Proceeds from sale of property and equipment.     44,100,000      44,581,000
                                                -------------   -------------
    Net cash used in investing activities.....    (21,301,000)    (68,326,000)
                                                -------------   -------------
Cash flows from financing activities:
 Revolving credit repayments..................   (116,500,000)    (62,500,000)
 Revolving credit borrowings..................    104,000,000      91,000,000
 Senior debt repayments.......................     (8,612,000)     (9,688,000)
 Senior debt borrowings.......................     30,000,000      34,906,000
 Dividend on preferred stock..................       (197,000)       (197,000)
                                                -------------   -------------
    Net cash provided by financing activities.      8,691,000      53,521,000
                                                -------------   -------------
    Net decrease in cash and cash equivalents.     (7,917,000)       (943,000)
Cash and cash equivalents, beginning of
 period.......................................     23,055,000      18,451,000
                                                -------------   -------------
Cash and cash equivalents, end of period......  $  15,138,000   $  17,508,000
                                                -------------   -------------
                                                -------------   -------------


        The accompanying notes are an integral part of these statements.

                TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER'S EQUITY
                   FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996
                                 (UNAUDITED)


                                    COMMON         CAPITAL     RETAINED
                                    STOCK          SURPLUS     EARNINGS
                                    ---------      ----------  -----------
Balance, December 31, 1995........    $1,000       $2,501,000  $29,980,000
 Net income.......................                               1,856,000
 Dividend on preferred stock......                                (197,000)
 Preferred stock accretion........                                 (13,000)
                                    --------       ----------  -----------
Balance, June 30, 1996............  $  1,000       $2,501,000  $31,626,000
                                    --------       ----------  -----------
                                    --------       ----------  -----------




        The accompanying notes are an integral part of these statements.

                TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - GENERAL:

   The foregoing unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the first six months of 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

   Cash payments for interest were $12,207,000 and $9,494,000 for the six months ended June 30, 1996 and 1995, respectively. Cash payments for income taxes were $100,000 and $81,000 for the six months ended June 30, 1996 and 1995, respectively.


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

                TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities as of June 30, 1996, consist of the following:

 Equipment purchases payable..............................$18,504,000
 Trade payables...........................................  2,763,000
 Customer damage accrual..................................  4,370,000
 Accrued operating expenses...............................  9,236,000
 Accrued interest.........................................  6,546,000
 Other....................................................  3,274,000
                                                          -----------
 Total....................................................$44,693,000
                                                          -----------
                                                          -----------
NOTE 4. - SENIOR DEBT OBLIGATIONS:

   As of June 30, 1996, the Company has $172,558,000 of equipment debt outstanding with a weighted average interest rate of 7.31%.

   As of June 30, 1996, the borrowing capacity under the Company's revolving credit agreement was $100,000,000, with $30,000,000 outstanding.


NOTE 5. - PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 1996, consists of the following:

  Leasehold improvements.................................... $  1,564,000
  Rental equipment..........................................  374,921,000
  Furniture, fixtures and equipment.........................   13,170,000
                                                             ------------
   Total....................................................  389,655,000
 Less: Accumulated depreciation and amortization............   58,578,000
                                                             ------------
    Net property and equipment.............................. $331,077,000
                                                             ------------
                                                             ------------

NOTE 6. - COMMITMENTS AND CONTINGENCIES:

   Equipment Purchases
   As of June 30, 1996, the Company had commitments of $32,324,000 to purchase additional rental equipment, of which approximately $7,162,000 were denominated in foreign currency. The Company has entered into foreign exchange contracts to hedge these commitments.

                TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

   Financial Instruments

   The Company from time to time utilizes various types of interest rate contracts to manage its interest rate risk and to reduce the impact of changes in interest rates on its variable rate indebtedness. Interest rate cap agreements are used to protect the Company in the event of significant increases in interest rates. As of June 30, 1996, the Company had interest rate cap agreements which protect the Company from increases in LIBOR above 9.00% through August 1996 with respect to $82,400,000 of variable rate indebtedness. The Company also enters into interest rate swap agreements which effectively convert the interest rate on $85,000,000 of variable rate debt into fixed rate debt. These agreements provide for the Company to exchange variable rate interest payments based on LIBOR for a fixed rate of 5.77% on $30,000,000 through July 1996, 5.705% on $30,000,000 through August 1996 and 4.963% on $25,000,000 through February 1998. Net interest settlements under the interest rate swap agreements are recorded as an adjustment to interest expense.

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


NOTE 7. - GEOGRAPHICAL AREA AND CUSTOMER INFORMATION:

   The Company operates on a worldwide basis through its headquarters in the United States and sales offices in other locations. The Company's customer base is diversified geographically, with most customers based outside of the United States. Virtually all of the Company's customers are billed and pay in United States dollars. For the six months ended June 30, 1996, no customer accounted for more than 10% of lease revenue.


NOTE 8. - SUBSEQUENT EVENT

    On July 24, 1996, TOL entered into an Agreement and Plan of Merger among Transamerica Corporation ("TA"), Citation Sub Corp., a wholly owned subsidiary of TA ("Sub Corp"), TOL, Greer M. Arthur, Marvin D. Dennis and Nancy A. Dennis (the "Merger Agreement"). Pursuant to the Merger Agreement, Sub Corp. would be merged with and into TOL, with TOL surviving as a wholly owned subsidiary of TA (the "Merger"). As a result of the Merger, each share of TOL Common Stock and Series B Preferred Stock will be converted into the right to receive shares of TA Common Stock.

    The Merger will be submitted to TOL's stockholders for approval by written consent, and stockholders will be receiving proxy materials describing the Merger and related matters. If the Merger Ageement is approved and adopted by a majority of TOL's stockholders, and subject to the terms and conditions of the Merger Agreement, a Certificate of Merger will be filed with the Secretary of State of Delaware and the Merger will become effective upon such filing (the "Effective Time"). It is currently anticipated that the Effective Time would occur early in the fourth quarter of 1996.

                TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


    Consummation of the Merger is subject to the satisfaction of several conditions, including but not limited to (i) the adoption of the Merger Agreement by the requisite vote of TOL stockholders and (ii) the approval by regulatory authorities. If the above conditions, as well as the other conditions contained in the Merger Agreement, have not been satisfied or waived on or prior to the Effective Time, the Merger may not be consummated, even if it has been approved by TOL stockholders.

    The terms of the proposed Merger will be more fully described in a Registration Statement on Form S-4 and accompanying Proxy Statement/Prospectus to be filed with the Securities and Exchange Commission in connection with the proposed Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH
 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

   Lease revenue. Lease revenue increased $2.8 million or 6.7% in the second quarter of 1996 as compared with the second quarter of 1995, and increased $7.5 million or 9.4% in the first six months of 1996 as compared with the first six months of 1995. In each period, the increase resulted primarily from increased fleet size, which was partially offset by declines in overall fleet utilization and per diem lease rates.

   Direct operating expenses. Direct operating expenses in the second quarter of 1996 increased $2.3 million or 26.1% as compared with the second quarter of 1995 and increased $4.4 million or 24.7% in the six month period ended June 30, 1996 as compared with the six month period ended June 30, 1995. In each period, the increases resulted from increases in lease expense, as a result of additional equipment operating leases, together with increases in repair and maintenance, storage and positioning expenses, which were partially offset by decreases in depot expense.

   Managed equipment program distributions. Managed equipment program distributions increased $0.1 million or 1.0% in the second quarter of 1996 as compared with the second quarter of 1995, and decreased $0.1 million or 0.6% in the first six months of 1996 as compared with the first six months of 1995. In each period, these costs remained constant as an increase in the number of managed containers was partially offset by a decrease in net operating revenue.

   Depreciation and amortization expense. Depreciation and amortization expense increased $.9 million or 17.1% in the second quarter of 1996 as compared with the second quarter of 1995 and increased $2.2 million or 23.0% in the first six months of 1996 as compared with the first six months of 1995. In each period, the increase was primarily attributable to an increase in depreciation expense resulting from a larger number of owned containers.

   Marketing and administrative expenses. Marketing and administrative expenses decreased $0.3 million or 4.9% in the second quarter of 1996 as compared with the second quarter of 1995, and decreased $0.1 million or 0.6% in the first six months of 1996 as compared with the first six months of 1995. In each period, the decrease was primarily due to reductions in costs associated with personnel and professional services .

   Interest expense. Interest expense increased $0.5 million or 9.4% in the second quarter of 1996 as compared with the second quarter of 1995, and increased $2.0 million or 20.4% in the first six months of 1996 as compared with the first six months of 1995. In each period, the increase was the result of interest costs associated with the incurrence of additional debt to finance equipment purchases, which was partially offset by a decrease in the interest rates underlying most of the Company's debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flows from operating activities were $4.7 million and $13.9 million in the first six months of 1996 and 1995, respectively. During both 1996 and 1995, the principal source of cash flow from operating activities was net income, after adjustment for non-cash components of revenue and expense, principally depreciation and amortization expense, the provisions for doubtful accounts, and the provision for deferred income taxes, offset by gains on the sale of property and equipment and the amortization of deferred revenues. In 1996, decreases in managed container equipment program liabilities and in accounts payable and accrued liabilities and an increase in receivables, offset cash provided by operating activities in the period. In 1995, an increase in accounts payable and accrued liabilities offset by an increase in receivables and a decrease in managed container equipment program liabilities, contributed to the cash provided by operating activities in the period.

   Cash flows used in investing activities were $21.3 million and $68.3 million in the first six months of 1996 and 1995, respectively. These cash flows include the proceeds from the sale of containers to managed equipment owners and lessors, which constitute part of the Company's financing activities, as well as proceeds from the disposal of used containers. The principal use of cash flows from investing activities in these periods was for the purchase of new container equipment. Additional equipment purchases are made directly by third parties and affiliates under the Company's managed equipment programs. Because these purchases are made by third parties, they are not included as a portion of the Company's cash flows from investing activities. Such third-party equipment purchases totaled $1.8 million and $4.4 million for the six months ended June 30, 1996 and 1995, respectively. Such direct equipment purchases made by affiliates totaled $0.5 million and $2.7 million for the six months ended June 30, 1996 and 1995, respectively.

   Cash flows provided by financing activities were $8.7 million and $53.5 million during the first six months of 1996 and 1995, respectively. The primary source of cash flows from financing activities during these periods was borrowing of long term indebtedness for the purchase of container equipment and refinancing of existing indebtedness. The reduction in cash flows provided by financing activities, from the first six months of 1995 to the first six months of 1996, corresponds to a reduction in the level of new container equipment purchases.

   The Company believes that its balances of cash and cash equivalents, the $70.0 million of availability under its revolving credit agreement, together with cash expected to be generated from its operations, managed equipment programs, and other borrowing commitments and capacity, will be sufficient to meet its operating cash requirements, planned capital expenditures and expected debt repayments over the next twelve months. The Company expects that debt financing together with managed equipment programs will continue to be available for the purchase of container equipment to provide for the growth of its business in the future.

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits
    10.30 Agreement and Plan of Merger dated July 24, 1996, among Transamerica Corporation, Citation Sub Corp., Trans Ocean Ltd., Greer M. Arthur, Marvin D. Dennis and Nancy A. Dennis.

     27.0  Financial Data Schedule

 b) Reports on Form 8-K
     There were no reports on Form 8-K filed for the quarter ended June 30, 1996

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRANS OCEAN CONTAINER CORPORATION



Date: August 13 ,1996                 /s/ Marvin D. Dennis
                                      -----------------------------------------
                                      Marvin D. Dennis
                                      Senior Vice President and Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer, Duly Authorized
                                      Officer)