Form 10-Q
period 1996-09-30
TRANS OCEAN CONTAINER CORP
filed 1996-11-15
CIK 917691

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q

(Mark one)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
       PERIOD ENDED SEPTEMBER 30, 1996 OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM _________ TO _________


                       Commission file number 33-74198


                      TRANS OCEAN CONTAINER CORPORATION
           (Exact name of registrant as specified in the charter)


           Delaware                                           94-3155379
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


             100 Manhattanville Road, Purchase, New York  10577
             (Address of principal executive offices)(Zip Code)

                               (914) 682-3300
             (Registrant's telephone number including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X        No

     As of November 13, 1996, 100 shares of common stock, $.001 par value, were outstanding.

     THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER GENERAL INSTRUCTION H(2).

             TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q


PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of Trans Ocean Container Corporation and Subsidiaries (collectively, the "Company") for the periods ended September 30, 1996 and 1995, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December 31, 1995. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Company's businesses.


                                  * * * * *


     On October 16, 1996, Transamerica Corporation ("Transamerica") acquired indirect control of the registrant through a merger of a wholly-owned subsidiary of Transamerica with and into Trans Ocean Ltd., the registrant's parent corporation ("TOL"), in which TOL was the surviving corporation, for consideration of approximately 1.57 million shares of Transamerica common stock. As a result of such merger, Transamerica indirectly owns 100% of the registrant's voting securities.


                                  * * * * *


     The consolidated ratios of earnings to fixed charges were computed by dividing income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expenses, which approximates the interest factor.

             TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)


                                   ASSETS
                                                 September 30,   December 31,
                                                     1996            1995

Cash and cash equivalents . . . . . . . . . . .  $ 11,551,000    $ 23,055,000
Receivables, net of allowance for doubtful
  accounts of $2,233,000 and $1,405,000 as
  of September 30, 1996 and December 31, 1995 .    37,916,000      38,946,000
Property and equipment, net of accumulated
  depreciation and amortization . . . . . . . .   347,664,000     319,875,000
Intangible assets, net of accumulated
  amortization of $12,522,000 and $11,766,000
  as of September 30, 1996 and December 31,
  1995  . . . . . . . . . . . . . . . . . . . .     6,621,000       7,377,000
Other assets  . . . . . . . . . . . . . . . . .     9,929,000      11,262,000
                                                 ____________    ____________
  Total assets  . . . . . . . . . . . . . . . .  $413,681,000    $400,515,000
                                                 ============    ============


               LIABILITIES, REDEEMABLE SENIOR PREFERRED STOCK
                       AND COMMON STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities  . . .  $ 43,762,000    $ 47,861,000
Managed equipment program liabilities . . . . .    16,740,000      20,175,000
Due to parent and affiliates  . . . . . . . . .     1,131,000       1,288,000
Senior debt obligations, including current
  maturities of $19,640,000 and $18,373,000
  as of September 30, 1996 and December 31,
  1995  . . . . . . . . . . . . . . . . . . . .   212,451,000     193,670,000
Senior subordinated notes . . . . . . . . . . .    75,000,000      75,000,000
Deferred revenue  . . . . . . . . . . . . . . .     3,955,000       4,810,000
Deferred income taxes . . . . . . . . . . . . .    22,811,000      21,639,000
                                                 ____________    ____________
  Total liabilities . . . . . . . . . . . . . .   375,850,000     364,443,000
                                                 ____________    ____________
Redeemable senior preferred stock . . . . . . .     3,610,000       3,590,000
                                                 ____________    ____________
Common stockholder's equity:
  Common stock  . . . . . . . . . . . . . . . .         1,000           1,000
  Contributed capital . . . . . . . . . . . . .     2,501,000       2,501,000
  Retained earnings . . . . . . . . . . . . . .    31,719,000      29,980,000
                                                 ____________    ____________
  Total common stockholder's equity . . . . . .    34,221,000      32,482,000
                                                 ____________    ____________
  Total liabilities, redeemable senior
    preferred stock and common stockholder's
    equity  . . . . . . . . . . . . . . . . . .  $413,681,000    $400,515,000
                                                 ============    ============


                       TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF INCOME
                                           (Unaudited)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                             1996          1995           1996          1995

Lease revenue . . . . . . . . . . . . .  $ 43,125,000  $ 43,104,000   $130,542,000  $123,025,000
                                         ____________  ____________   ____________  ____________
Costs and expenses:
  Managed equipment program
    distributions . . . . . . . . . . .    11,431,000    13,370,000     37,804,000    39,889,000
  Direct operating  . . . . . . . . . .    13,193,000     9,154,000     35,294,000    26,877,000
  Depreciation and amortization . . . .     6,364,000     5,788,000     18,296,000    15,488,000
  Marketing and administrative  . . . .     5,463,000     6,232,000     17,674,000    18,520,000
  Interest  . . . . . . . . . . . . . .     6,288,000     5,813,000     18,095,000    15,622,000
                                         ____________  ____________   ____________  ____________
    Total costs and expenses  . . . . .    42,739,000    40,357,000    127,163,000   116,396,000
                                         ____________  ____________   ____________  ____________
    Income before provision for
      income taxes  . . . . . . . . . .       386,000     2,747,000      3,379,000     6,629,000
Provision for income taxes  . . . . . .       188,000       899,000      1,325,000     2,333,000
                                         ____________  ____________   ____________  ____________
    Net income  . . . . . . . . . . . .  $    198,000  $  1,848,000   $  2,054,000  $  4,296,000
                                         ============  ============   ============  ============

Ratio of earnings to fixed charges  . .                                       1.15          1.35


             TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                              Nine Months Ended September 30,
                                                   1996             1995
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . .  $   2,054,000    $   4,296,000
  Adjustments to reconcile net income to
      net cash provided by operating
      activities -
    Depreciation and amortization  . . . . .     18,296,000       15,488,000
    Gain on sale of property and equipment .     (1,720,000)        (822,000)
    Provision for doubtful accounts  . . . .      2,800,000          365,000
    Amortization of deferred revenue . . . .       (963,000)      (1,414,000)
    Provision for deferred income taxes  . .      1,183,000        2,200,000
    Other changes in assets and
        liabilities -
      Receivables  . . . . . . . . . . . . .     (1,770,000)      (2,612,000)
      Accounts payable and accrued
        liabilities  . . . . . . . . . . . .     (4,110,000)       4,329,000
      Managed equipment program liabilities      (3,435,000)      (2,265,000)
      Due to parent and affiliates . . . . .       (157,000)        (503,000)
      Other, net . . . . . . . . . . . . . .      1,333,000           82,000
                                              _____________    _____________
        Net cash provided by operating
          activities . . . . . . . . . . . .     13,511,000       19,144,000
                                              _____________    _____________
Cash flows from investing activities:
  Purchase of property and equipment . . . .   (105,900,000)    (169,638,000)
  Proceeds from sale of property and
    equipment  . . . . . . . . . . . . . . .     62,399,000       53,290,000
                                              _____________    _____________
        Net cash used in investing
          activities . . . . . . . . . . . .    (43,501,000)    (116,348,000)
                                              _____________    _____________
Cash flows from financing activities:
  Revolving credit repayments  . . . . . . .   (161,500,000)    (113,000,000)
  Revolving credit borrowings  . . . . . . .    158,000,000      155,500,000
  Senior debt repayments . . . . . . . . . .    (17,817,000)     (12,740,000)
  Senior debt borrowings . . . . . . . . . .     40,098,000       66,906,000
  Dividend on preferred stock  . . . . . . .       (295,000)        (296,000)
                                              _____________    _____________
        Net cash provided by financing
          activities . . . . . . . . . . . .     18,486,000       96,370,000
                                              _____________    _____________
        Net decrease in cash and cash
          equivalents  . . . . . . . . . . .    (11,504,000)        (834,000)

Cash and cash equivalents, beginning of
  period . . . . . . . . . . . . . . . . . .     23,055,000       18,451,000
                                              _____________    _____________
Cash and cash equivalents, end of period . .  $  11,551,000    $  17,617,000
                                              =============    =============

             TRANS OCEAN CONTAINER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                 (Unaudited)


                                              Nine Months Ended September 30,
                                                     1996          1995

Balance at beginning of year . . . . . . . .     $29,980,000   $24,328,000

  Net income . . . . . . . . . . . . . . . .       2,054,000     4,296,000
  Dividend on preferred stock  . . . . . . .        (295,000)     (296,000)
  Preferred stock accretion  . . . . . . . .         (20,000)      (20,000)
  Merger of affiliates . . . . . . . . . . .                      (249,000)
                                                 ___________   ___________
Balance at end of period . . . . . . . . . .     $31,719,000   $28,059,000
                                                 ===========   ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Lease revenue increased $7.5 million or 6.1% in the first nine months of 1996 as compared with the first nine months of 1995. The increase resulted primarily from increased fleet size, which was partially offset by declines in overall fleet utilization and per diem lease rates.

     Managed equipment program distributions decreased $2.1 million or 5.2% in the first nine months of 1996 as compared with the first nine months of 1995 primarily due to a $1.5 million benefit resulting from the settlement of a withholding tax issue.

     Direct operating expenses increased $8.4 million or 31.3% in the nine month period ended September 30, 1996 as compared with the nine month period ended September 30, 1995. The increase resulted from an increase in bad debt reserves of $2.4 million and increases in lease expense, as a result of additional equipment operating leases, together with increases in repair and maintenance, storage and positioning expenses, which were partially offset by decreases in depot expense.

     Depreciation and amortization expense increased $2.8 million or 18.1% in the first nine months of 1996 as compared with the first nine months of 1995. In each period, the increase was primarily attributable to an increase in depreciation expense resulting from a larger number of owned containers.

     Marketing and administrative expenses decreased $0.8 million or 4.6% in the first nine months of 1996 as compared with the first nine months of 1995. The decrease was primarily due to reductions in costs associated with personnel and professional services.

     Interest expense increased $2.5 million or 15.8% in the first nine months of 1996 as compared with the first nine months of 1995. The increase was the result of interest costs associated with the incurrence of additional debt to finance equipment purchases, which was partially offset by a decrease in the interest rates underlying most of the Company's debt obligations.


Derivatives

     The Company from time to time utilizes various types of interest rate contracts to reduce the impact of changes in interest rates on its variable rate indebtedness. The Company entered into an interest rate swap agreement which effectively converts the interest rate on $25,000,000 of variable rate debt into fixed rate debt. This agreement provides for the Company to exchange variable rate interest payments based on LIBOR for a fixed rate of 4.963% on $25,000,000 through February 1998. Net interest settlements under the interest rate swap agreement are recorded as an adjustment to interest expense.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

           12   Computation of Ratio of Earnings to Fixed Charges
           27   Financial Data Schedule

     b)  Reports on FORM 8-K

           The Company filed a report on FORM 8-K on October 25, 1996 relating to the acquisition by Transamerica Corporation of Trans Ocean Ltd., the registrant's parent.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANS OCEAN CONTAINER CORPORATION


Edward T. Mann
Vice President and Treasurer

Date: November 14, 1996