Form 10-Q/A
period 1996-09-30
TRANS OCEAN CONTAINER CORP
filed 1996-11-18
CIK 917691

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-Q OF THE REGISTRANT DATED NOVEMBER 14, 1996, IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.


Page 1


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q/A-1

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

                               Amendment No. 1

     Trans Ocean Container Corporation, the Registrant, hereby amends the title page of Form 10-Q for the Quarterly Period Ended September 30, 1996 to include the temporary hardship legend on the top of page 1.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANS OCEAN CONTAINER CORPORATION


Edward T. Mann
Vice President and Treasurer

Date: November 18, 1996